Form 10QSB
period 1996-03-31
RETIREMENT MANAGEMENT ASSOCIATES INC
filed 1996-09-04
CIK 851472

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                           FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934.

_________________________________________________________________

For Quarter Ended                          Commission File Number
March 31, 1996                                       33-29002-NY


              Retirement Management Associates, Inc.
(Exact name of Small Business Issuer as specified in its charter)

Texas                                                 75-226441
(State of other jurisdiction of                  (I.R.S Employer
incorporation or organization)                Identification No.)


3770 Tansy Street, San Diego, CA.                         92121
(Address of principal executive offices)               (Zip Code)




                          (619)453-8900
       (Registrant's telephone number, including area code)


     Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  x  or No___


     As of May 10, 1996, the registrant had 142,300 shares of Common Stock, par value $.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format - (Check One):
                         Yes    or No  X



Part I - Financial Information                              Page

Consolidated Balance Sheets as of March 31, 1996            1
(Unaudited) and December 31, 1996 (Audited)

Consolidated Statements of Operations for three             2
months ended March 31, 1996 (Unaudited) and
March 31, 1995 (Unaudited)

Consolidated Statements of Cash Flows for three             3
months ended March 31, 1996 (Unaudited) and
March 31, 1995(Unaudited)

Notes to Consolidated Financial Statements                  4-6

Item 2-Management's Discussion and Analysis                 7
of Plan of Action


Part II - Other Information

Exhibits and Reports on Form 8-K                            8

Signatures                                                  9






              RETIREMENT MANAGEMENT ASSOCIATES, INC. AND SUBSIDIARY

                         CONSOLIDATED BALANCE SHEETS
- ------------------------------------------------------------------
                                      ASSETS

                                     MARCH 31,1996    DECEMBER 31, 1995
                                        -------            -------

     CURRENT ASSETS
       CASH                            $        37       $    172
       NOTE RECEIVABLE & ACCRUED INTEREST   59,300         56,712
                                         ----------        -------
                TOTAL CURRENT ASSETS        59,337         56,884
                                         ----------        -------
     PROPERTY & EQUIPMENT, AT COST
       AUTO                                 24,000         24,000
       OFFICE EQUIPMENT                     13,457         13,457
         LESS:  ACCUM DEPR                 (24,903)        (24,296)
                                         ----------        -------
                TOTAL PROPERTY & EQUIPMEN   12,554         13,161
                                         ----------        -------
     OTHER ASSETS
       NOTE RECEIVABLE                      50,662         54,388
       ORGANIZATION COSTS                   14,119         14,119
       INVESTMENTS, ON THE EQUITY METHOD     3,651          3,651
                                         ----------        -------
                TOTAL OTHER ASSETS          68,432         72,158
                                         ----------        -------
                                       $   140,323       $ 142,203
                                         ==========        =======
                       LIABILITIES STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)

     LIABILITIES
       ACCOUNTS PAYABLE                $    12,041       $  4,541
       ACCRUED INTEREST                     20,933         19,434
       DUE TO AFFILIATES                    79,991         72,113
                                         ----------        -------
                TOTAL CURRENT LIABILITIES  112,965         96,088

       NOTE PAYABLE                        100,000         100,000
                                         ----------        -------
                TOTAL LIABILITIES          212,965         196,088
                                         ----------        -------
     STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)
       COMMON STOCK                            142            142
       PAID IN CAPITAL                     111,870         111,870
       RETAINED EARNINGS                  (165,897)        (165,897)
       CURRENT EARNINGS                    (18,757)             0
                                         ----------        -------
TOTAL STOCKHOLDERS' EQUITY (CAPITAL DEFIC  (72,642)        (53,885)
                                         ----------        -------
                                       $   140,323      $  142,203
                                         ==========        =======
         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


              RETIREMENT MANAGEMENT ASSOCIATES, INC. AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

     -------------------------------------------------------------

                                 THREE MONTHS ENDED   THREE MONTHS ENDED
                                   MARCH 31, 1996       MARCH 31, 1995
                                      -----             ------
                                  (UNAUDITED)          (UNAUDITED)

     SOURCES OF FUNDS:


      PROCEEDS OF NOTE RECEIVABLE  3,725         $  11,750

                                 --------          --------
                                   3,725            11,750


     USES OF FUNDS:


     GENERAL & ADMINISTRATIVE     11,363            11,620

     DECREASE (INCREASE) IN A/P   (7,500)                0


                                 --------          --------
                                   3,863            11,620

     NET INCREASE (DECREASE)
     IN CASH                   $    (138)        $     130
                                 ========          ========
         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



              RETIREMENT MANAGEMENT ASSOCIATES, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

- ------------------------------------------------------------------

                             THREE MONTHS ENDED      THREE MONTHS ENDED
                                MARCH 31, 1996         MARCH 31, 1995
                                   ------              --------
                               (UNAUDITED)            (UNAUDITED)

     REVENUES
     -----------

       MANAGEMENT FEES            45,630         $  49,473

       INTEREST INCOME             2,588             3,347

                                 --------          --------
                                  48,218            52,820

     EXPENSES
     -----------

       GENERAL & ADMINISTRATIVE   64,868            65,245

       INTEREST                    1,500             1,500

       DEPRECIATION                  607               756

                                 --------          --------
                                  66,975            67,501


                NET LOSS         (18,757)        $ (14,681)
                                 ========          ========
         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




      RETIREMENT MANAGEMENT ASSOCIATES, INC. AND SUBSIDIARY
                 (A DEVELOPMENT STAGE ENTERPRISE)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:   BASIS OF FINANCIAL STATEMENT PREPARATION

          The accompanying financial information of Retirement Management Associates, Inc. ("the Company") and subsidiary, should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995. The Company, in its opinion, has included all normal recurring adjustments which are considered necessary for a fair presentation of the Company's financial position and results of operations for the periods presented.

          Results of operations for the interim periods covered by this report may not necessarily be indicative of results of operations for the full fiscal year ending December 31, 1996.

NOTE 2:   GENERAL AND ADMINISTRATIVE EXPENSES

          For the nine months ended March 31, 1996, general and administrative expenses consisted of management service expenses of $53,507, officers' consulting fees and officers' benefits of $9,401, rent of $1,500, utilities of $270, and miscellaneous expenses of $190.

NOTE 3:   RELATED PARTY TRANSACTIONS

Lease

At March 31, 1996, the Company leased office space from a Partnership, of which a former principal shareholder and director of the Company is an officer of the current general partnership.

Note Receivable

On July 1, 1994, The Company received $250,000 in consulting fees in the form of a note receivable from The Cherry Hills Club. The note accrues interest at 10% per annum due on or before June 30, 1996. At March 31, 1996, $100,662 remains outstanding, plus accrued interest of $9,300.

Property and Equipment

During the year ended December 31, 1991 the Company paid an affiliate $12,350 for office equipment and $24,000 to Lawyers Holding Corp., the president of which is a former shareholder and director of the company, for an automobile.



      RETIREMENT MANAGEMENT ASSOCIATES, INC. AND SUBSIDIARY
                 (A DEVELOPMENT STAGE ENTERPRISE)
           NOTES TO CONSOLIDATION FINANCIAL STATEMENTS
                           (CONTINUED)

Notes Payable


The Company has a $100,000 unsecured note payable to Harvey Schuster, a founder and former director of the company. The note accrues interest at 6% per annum due on or before May 1, 1994 and extended to June 30, 1998. At March 31, 1996 $100,000 remains outstanding, plus accrued interest of $20,933.

The Cherry Hills Club is expected to provide the necessary cash, as may be required from time to time, to fund any cash requirements of The Company in order to sustain the operation of The Company through December 31, 1996.

The Company had a $100,000 unsecured note payable to The Cherry Hills Club. The note accrued interest at 6% per annum due on or before May 1, 1994 and extended to May 31, 1995. On September 30, 1994, the outstanding principal
balance on this note of $92,950   plus accrued interest of $6,513 was offset
against a note receivable from The Cherry Hills Club.


Investments


On August 31, 1991, the Company purchased from an affiliate 100% of the outstanding stock of Congregate Management Associates, Inc. (CMA) for $9,536. CMA assets consist of an investment in a limited partnership, in the amount of $7,536 and other assets in the amount of $2,000. Congregate Management Associates is a management company specializing in the management of congregate care centers. Effective September 1, 1991 CMA began providing management service to the Cherry Hills Club, an affiliate.

On June 1, 1994, the Company earned $100,000 in management fees form
Congregate Care Centers of America, Inc. In lieu of cash received, the Company received a 4% limited partnership interest in Cherry Hills Club Partners, Ltd (CHCP). The $100,000 is not in excess of historic stock to the related parties. Due to the related party nature of this investment and the Company's relative control influence on CHCP, this investment is being accounted for under the equity method of accounting.

As of December 31, 1994, the Company has been allocated cumulative losses of $132,287, $32,287 of which exceeds the Company's limited partnership investment of $100,000 and have therefore not been recognized in the statements of operations for 1995 and 1994. Such unrecognized losses will be offset against future allocations of income prior to the Company recognizing any income from this investment.

     The Company anticipates positive cash flow from the management of the Cherry Hills Club in 1996 and is seeking similar management contracts from other entities. However, there can be no assurance of achieving the expected cash flow levels or that management will be able to execute similar contracts.



Item 2.   Management's Discussion and Analysis of
          Plan of Operation

The Company generated management fees of $194,584 in 1995 compared to $290,422 in 1994 which represents a decrease of $95,838 primarily resulting from an additional $100,000 earned in 1994 for reaching a stabilized occupancy goal for the congregate care center. General and administrative fees, consisting primarily of payroll and payroll related expenses, totalled $267,432 in 1995 compared to $271,265 in 1994. Payroll expenses are payed on behalf of the company by the Cherry Hills Club. The Company received management fees totalling $45,830 for the three month period ended March 31, 1996 compared to $49,473 for the three month period ended March 31,1995.
At March 31, 1996, $79,991 is due to the Cherry Hills Club for reimbursement of payroll and payroll related expenses. Net cash used in operations for the period from March 14, 1989 (date ofinception) to March 31, 1996 aggregated $219,539.

     As a development stage enterprise, the Company has yet to generate positive cash flow from operating activities and does not expect to generate positive cash flow until at least the second half of 1996. The Company is pursuing opportunities to manage additional congregate care centers during 1996, which management expects to consummate by September 1996. At this time there can be no assurance that a transaction will be consummated. Should the Company be unable to secure additional cash flows from the management of additional congregate care centers, the Company intends to fund its 1996 cash requirements as may become necessary, from time to time, from payments on a note receivable due from the Cherry Hills Club, and from the management of cash disbursements made to related parties.


    Item 6 - Exhibits and Reports on Form 8-K

No Reports on Form 8-K were filed during the quarter ended March 31, 1996.


                            SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 21, 1996

                    RETIREMENT MANAGEMENT ASSOCIATES, INC.



                    By:  /s/ Harvey Schuster______________
                         Harvey Schuster
                         President and Principal Executive Officer


                         /s/ John W. Howard_____________
                         John W. Howard
                         Treasurer and Chief Financial Officer


                            SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 21, 1996

                    RETIREMENT MANAGEMENT ASSOCIATES, INC.



                    By:  _______________________________
                         Harvey Schuster
                         President and Principal Executive Officer


                         _______________________________
                         John W. Howard
                         Treasurer and Chief Financial Officer