Form 10QSB
period 1996-06-30
RETIREMENT MANAGEMENT ASSOCIATES INC
filed 1997-02-10
CIK 851472

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                           FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934.

_________________________________________________________________

For Quarter Ended                          Commission File Number
June 30, 1996                                       33-29002-NY


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

                         CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------
                                      ASSETS

                                            JUNE 30,1996        JUNE 30, 1995
                                           --------------  -------------------

     CURRENT ASSETS
       CASH                                  $        37        $          42
       NOTE RECEIVABLE & ACCRUED INTEREST         99,476              129,857
                                               ----------            ----------
                TOTAL CURRENT ASSETS              99,513              129,899
                                               ----------            ---------
     PROPERTY & EQUIPMENT, AT COST
       AUTO                                       24,000               24,000
       OFFICE EQUIPMENT                           13,457               13,457
         LESS:  ACCUM DEPR                       (25,511)             (22,783)
                                               ----------           ----------
                TOTAL PROPERTY & EQUIPMENT        11,946               14,674
                                               ----------           -----------
     OTHER ASSETS
       ORGANIZATION COSTS                         14,119               14,119
       INVESTMENTS, ON THE EQUITY METHOD           3,651                3,971
                                               ----------           ----------
                TOTAL OTHER ASSETS                17,770               18,090
                                               ----------           ----------
                                             $   129,229          $   162,664
                                               ==========           ===========


                       LIABILITIES STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)

     LIABILITIES
       ACCOUNTS PAYABLE                      $     5,043          $     4,393
       ACCRUED INTEREST                           22,450               16,450
       DUE TO AFFILIATES                          90,648               61,309
                                               ----------           ----------
                TOTAL CURRENT LIABILITIES        118,141               82,152

       NOTE PAYABLE - AFFILIATE                  100,000              100,000
                                               ----------           ----------
                TOTAL LIABILITIES                218,141              182,152
                                               ----------           ----------
     STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)
       COMMON STOCK                                  142                  142
       PAID IN CAPITAL                           111,870              111,870
       RETAINED EARNINGS                        (165,897)             (98,826)
       CURRENT EARNINGS                          (35,027)             (32,674)

                                               ----------            ----------
TOTAL STOCKHOLDERS' EQUITY (CAPITAL DEFIC        (88,912)             (19,488)
                                               ----------            ---------
                                              $  129,229           $  162,664
                                               ==========           ==========
          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


              RETIREMENT MANAGEMENT ASSOCIATES, INC. AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

     -------------------------------------------------------------------------

                                         6-MONTHS ENDED        6-MONTHS ENDED
                                          JUNE 30, 1996         JUNE 30, 1995
                                        ----------------      ----------------
                                            (UNAUDITED)           (UNAUDITED)

     SOURCES OF FUNDS:


     AFFILIATE ACCOUNTS                        $ 35,660             $ 32,014

     INCREASE IN ACCOUNTS PAYABLE                   502                1,668
                                              ----------            ----------



     USES OF FUNDS:


     LOSS FROM OPERATIONS                       (35,027)             (32,674)

                                              ----------           ----------
                                                (35,027)             (32,674)

     NET INCREASE (DECREASE)
     IN CASH                                  $  (1,135)            $ (1,008)

                                              ==========            ==========
          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



              RETIREMENT MANAGEMENT ASSOCIATES, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

------------------------------------------------------------------------------

                                          6-MONTHS ENDED       6-MONTHS ENDED
                                           JUNE 30, 1996        JUNE 30, 1995
                                         ----------------    -----------------
                                              (UNAUDITED)          (UNAUDITED)

     REVENUES
     -----------

       MANAGEMENT FEES                         $  91,269            $  99,813


       INTEREST INCOME                             5,075                6,455

                                               ----------           ----------
                                                  96,344              106,268

     EXPENSES
     -----------

       GENERAL & ADMINISTRATIVE                  127,139              134,412

       INTEREST                                    3,017                3,017

       DEPRECIATION                                1,215                1,513

                                               ----------           ----------
                                                 131,371              138,942


                NET LOSS                       $ (35,027)           $ (32,674)
                                               ==========           ==========
     SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




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


NOTE 2:   GENERAL AND ADMINISTRATIVE EXPENSES

          For the six months ended June 30, 1996, general and administrative expenses included management service expense of $105,837 and rent of $3,000.


NOTE 3:   RELATED PARTY TRANSACTIONS

Lease

          At March 31, 1996, the Company leased office space from a Partnership in which a former principal shareholder and director of the Company is an officer of the current general partnership.


Note Receivable

          On July 1, 1994, The Company received $250,000 in consulting fees paid with a note receivable from The Cherry Hills Club. The note accrues interest at 10% per annum. At June 30, 1996, $89,466 remains outstanding.


Notes Payable

          The Company has a $100,000 unsecured note payable to a founder and director of the Company. The note accrues interest at 6% per annum due on or before May 1, 1994 and extended to June 30, 1998. At June 30, 1996
$100,000 remains outstanding, plus accrued interest of $22,450.

          The Cherry Hills Club is expected to provide necessary cash, as may be required from time to time, to fund requirements of The Company in order to sustain the operations through December 31, 1996.


Investments

          On August 31, 1991, the Company purchased from an affiliate 100% of the outstanding stock of Congregate Management Associates, Inc. (CMA) for $9,536. CMA assets consist of an investment in a limited partnership, and other assets. Congregate Management Associates is a company specializing in congregate care management. Effective September 1, 1991 CMA began providing management service to Cherry Hills Club, an affiliate.

          On June 1, 1994, in lieu of payment of management fees, the Company received a 4% limited partnership interest in Cherry Hills Club Partners, Ltd from Congregate Care Centers of America, Inc. (CCCA). Due to the related party nature of this investment and the Company's relative control and influence on CHCP, this investment is being accounted for using the equity method of accounting.

          The Company anticipates positive cash flow from management of Cherry Hills Club in 1996 and is seeking similar management contracts from other entities. However, there can be no assurance of achieving the expected cash flow levels or that management will be able to execute similar contracts.



Item 2.   Management's Discussion and Analysis of Plan of Operations

          The Company generated management fees of $91,268 in the first half of 1996 compared to $99,813 in the first half of 1995, which represents a decrease of $8,545.

          At June 30, 1996, $89,466 is due to Cherry Hills Club for reimbursement of payroll and payroll related expenses. Net cash used in operations for the period from March 14, 1989 (date of inception) to June 30, 1996, aggregated, is $254,566.

          The Company has not yet generated positive cash flow from operating activities and does not expect to generate positive cash flow until at least the second half of 1996. The Company is pursuing opportunities to manage additional congregate care centers during late 1996. At this time there can be no assurance that a transaction will be consummated. Should the Company be unable to secure additional cash flows from the management ofadditional congregate care centers, the Company intends to fund its 1996 cash requirements as may become necessary, from time to time, from payments on a note receivable due from the Cherry Hills Club, and from the management of cash disbursements made to related parties.


    Item 6 - Exhibits and Reports on Form 8-K

          No Reports on Form 8-K were filed during the quarter ended June 30, 1996.

                            SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 18, 1996

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

Date:  December 18, 1996

                    RETIREMENT MANAGEMENT ASSOCIATES, INC.



                    By:  _______________________________
                         Harvey Schuster
                         President and Principal Executive Officer


                         _______________________________
                         John W. Howard
                         Treasurer and Chief Financial Officer