Form 10QSB
period 1996-09-30
RETIREMENT MANAGEMENT ASSOCIATES INC
filed 1997-02-10
CIK 851472

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                           FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934.

_________________________________________________________________

For Quarter Ended                          Commission File Number
September 30, 1996                                33-29002-NY


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

                         Yes  x  or No___


     As of December 18, 1996, the registrant had 142,300 shares of Common Stock, par value $.001 per share, issued and outstanding.

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

                         CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------
                                      ASSETS

                                            SEPT 30,1996        SEPT 30, 1995
                                           --------------     ----------------
       CASH                                           19                   14
       NOTE RECEIVABLE & ACCRUED INTEREST         97,687              120,634
                                               ----------           ----------
                TOTAL CURRENT ASSETS              97,706              120,648
                                               ----------           ----------
     PROPERTY & EQUIPMENT, AT COST
       AUTO                                            -               24,000
       OFFICE EQUIPMENT                           13,457               13,457
         LESS:  ACCUM DEPR                       (13,457)             (11,548)
                                               ----------           ----------
                TOTAL PROPERTY & EQUIPMENT             -               25,909
                                               ----------           -----------
     OTHER ASSETS
       ORGANIZATION COSTS                              -               14,119
       INVESTMENTS, ON THE EQUITY METHOD           6,599                3,971
                                               ----------           ----------
                TOTAL OTHER ASSETS                 6,599               18,090
                                               ----------           ----------
                                             $   104,305          $   152,657
                                               ==========           ==========


                       LIABILITIES STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)

     LIABILITIES
       ACCOUNTS PAYABLE                      $         -          $     4,393
       ACCRUED INTEREST                                -               17,983
                                               ----------           ----------
                TOTAL CURRENT LIABILITIES              -               22,376

       DUE TO AFFILIATES                               -              165,364
                                               ----------           ----------
                TOTAL LIABILITIES                      -              187,740
                                               ----------           ----------
     STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)
       COMMON STOCK                                  142                  142
       PAID IN CAPITAL                           111,870              111,870
       RETAINED EARNINGS                        (162,941)             (98,826)
       CURRENT EARNINGS                          155,241              (48,269)
                                               ----------           ----------
TOTAL STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)    (104,305)             (35,083)
                                               ----------           ----------
                                              $  104,305           $  152,657
                                               ==========           ==========
          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


              RETIREMENT MANAGEMENT ASSOCIATES, INC. AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

     -------------------------------------------------------------------------

                                         9-MONTHS ENDED        9-MONTHS ENDED
                                          SEPT 30, 1996         SEPT 30, 1995
                                        ----------------      ----------------
                                            (UNAUDITED)           (UNAUDITED)

     SOURCES OF FUNDS:


     AFFILIATE ACCOUNTS                      $(132,298)            $  16,390

     INCREASE (DECREASE) IN ACCOUNTS PAYABLE   (23,974)               30,721
                                              ----------            ----------



     USES OF FUNDS:


     INCOME (LOSS) FROM OPERATIONS              155,241              (48,269)

                                              ----------            ----------

     NET INCREASE (DECREASE)
     IN CASH                                  $  (1,031)            $ (1,158)
                                              ==========            ==========
          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



              RETIREMENT MANAGEMENT ASSOCIATES, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

------------------------------------------------------------------------------

                                          9-MONTHS ENDED       9-MONTHS ENDED
                                           SEPT 30, 1996        SEPT 30, 1995
                                         ----------------    -----------------
                                              (UNAUDITED)          (UNAUDITED)

     REVENUES
     -----------

       MANAGEMENT FEES                          $138,720             $148,474

       INCOME FROM DEBT FORGIVENESS              198,774                    -

       INTEREST INCOME                             7,572                9,382
                                               ----------           ----------


     EXPENSES
     -----------

       GENERAL & ADMINISTRATIVE                  178,363              199,308

       INTEREST                                    8,834                4,550

       DEPRECIATION                                2,628                2,269
                                               ----------           ----------


                NET INCOME (LOSS)               $155,241             ($48,269)
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


NOTE 2:   GENERAL AND ADMINISTRATIVE EXPENSES

          For the nine months ended Sept. 30, 1996, general and administrative expenses consisted of management expenses of $132,998, and rent of $4,500.


NOTE 3:   RELATED PARTY TRANSACTIONS

Lease

At March 31, 1996, the Company leased office space from a Partnership, in which a former principal shareholder and director of the Company is an officer of the current general partnership.


Note Receivable

On July 1, 1994, The Company received $250,000 in consulting fees in the form of a note receivable from The Cherry Hills Club. The note accrues interest at 10% per annum. At Sept. 30, 1996, the outstanding note balance is -0-, plus accrued int erest of -0-.


Notes Payable

The Company has a $100,000 unsecured note payable to a founder and former director of the Company. The note accrues interest at 6% per annum due on or before May 1, 1994 and extended to June 30, 1998. At Sept. 30, 1996
-0- remains outstanding, plus accrued interest of -0-.

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

On June 1, 1994, in lieu of payment of management fees, the Company received a 4% limited partnership interest in Cherry Hills Club Partners, Ltd (CHCP) from Congregate Care Centers of America, Inc. (CCCA). Due to the related party nature of this investment and the Company's relative control and influence on CHCP, this investment is being accounted for using the equity method of accounting.

In September, 1996, Company affiliate creditors forgave debt of the Company in the amount of $198,776.

The Company anticipates positive cash flow from management of the Cherry Hills Club in 1996 and is seeking similar management contracts from other entities. However, there can be no assurance of achieving the expected cash flow levels or that management will be able to execute similar contracts.



Item 2.   Management's Discussion and Analysis of
          Plan of Operations

The Company generated management fees of $138,720 in the first 3/4 of 1996 compared to $148,474 in the first 3/4 of 1995 which represents a decrease of $9,754.

Net cash used in operations for the period from March 14, 1989 (date of inception) to Sept. 30, 1996, aggregate, is $254,873.

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

No Reports on Form 8-K were filed during the quarter ended Sept. 30, 1996.


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